Form 10-Q
period 2007-03-31
ISOTIS SA
filed 2007-05-15
CIK 1267042

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from to .

Commission File Number: 000-50449

IsoTis S.A.
(Exact name of registrant as specified in its charter)

Switzerland
(State of incorporation)	(I.R.S. Employer Identification No.)

2 Goodyear
Irvine, California 92618
(Address of principal executive offices) (Zip Code)

(949) 595-8710
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007

Common stock, CHF 1 par value	6,766,152

IsoTis S.A.

FORM 10-Q

For the Quarterly Period Ended March 31, 2007

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

IsoTis S.A.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$7,871,232	$13,362,915
Restricted cash	1,599,123	1,659,787
Trade receivables, net of allowances for doubtful accounts of $632,103 and $616,347, respectively	7,686,038	7,463,194
Receivable from parent	4,533,471	—
Inventories	15,111,769	14,211,189
Other receivables	213,234	374,061
Prepaid expenses and other current assets	957,641	923,746

Total current assets	37,972,508	37,994,892

Restricted cash	1,000,000	1,250,000
Property, plant and equipment, net	4,217,118	3,907,175
Goodwill	16,383,069	16,383,069
Intangible assets, net	10,381,626	11,026,656

Total assets	$69,954,321	$70,561,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables	$5,581,137	$6,707,212
Accrued liabilities	7,417,853	6,560,894
Deferred revenue	1,396,702	1,342,797
Current portion of interest-bearing loans and borrowings	4,462,235	3,751,201

Total current liabilities	18,857,927	18,362,104

Deferred revenue	4,456,939	4,792,638
Interest-bearing loans and borrowings	1,375,808	1,696,963
Other long term liabilities	258,315	279,025

Total liabilities	24,948,989	25,130,730

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock; CHF 1 par value; 86,740,713 shares authorized at March 31, 2007 and December 31, 2006; 6,766,152 issued and outstanding at March 31, 2007 and 70,946,612 at December 31, 2006 (Note 1)	50,728,864	50,728,864
Additional paid-in capital	107,074,274	106,867,774
Accumulated other comprehensive income	20,241,972	20,141,408
Accumulated deficit	(133,039,778)	(132,306,984)

Total stockholders’ equity	45,005,332	45,431,062

Total liabilities and stockholders’ equity	$69,954,321	$70,561,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

IsoTis S.A.

Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Revenue
Product sales	$9,974,489	$9,778,365
Other revenue	—	35,816

Total revenue	9,974,489	9,814,181

Operating expenses
Costs of sales	3,972,673	3,693,828
General and administrative	3,418,087	2,607,195
Sales and marketing	4,507,755	4,313,790
Research and development	1,543,333	1,713,821

Total operating expenses	13,441,848	12,328,634

Loss from operations	(3,467,359)	(2,514,453)
Interest income	106,213	140,835
Interest expense	(124,461)	(27,860)
Foreign exchange gain (loss)	7,034	(1,402,787)
Other income	38,405	—

Net loss before provision for taxes	(3,440,168)	(3,804,265)
Provision for income taxes	5,000	—

Net loss	$(3,445,168)	$(3,804,265)

Basic and diluted net loss per common share	$(0.13)	$(0.05)

Weighted average shares used in per share calculation — basic and diluted	26,060,963	70,873,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

IsoTis S.A.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,445,168)	$(3,804,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	844,727	831,187
Bad debt expense	8,210	15,557
Gain on sale of assets	—	(642)
Stock-based compensation expense	207,500	89,669
Foreign currency transaction (gain) loss	(7,034)	1,402,787
Change in operating assets and liabilities:
Inventories	(889,775)	21,965
Trade receivables	(201,174)	(216,208)
Other current assets	137,454	(462,626)
Deferred revenue	(281,794)	(207,830)
Trade and other payables	(254,896)	300,971
Other long term liabilities	(20,710)	—

Net cash used in operating activities	(3,902,660)	(2,029,435)
Cash flows from investing activities
Purchase of property, plant and equipment	(503,428)	(421,138)
Change in restricted cash	318,143	250,000

Net cash used in investing activities	(185,285)	(171,138)
Cash flow from financing activities
Proceeds from issuance of common shares	—	97,561
Payments to parent	(1,822,097)	—
Proceeds from interest-bearing loans and borrowings	389,313	—
Repayments of interest-bearing loans and borrowings	—	(253,827)

Net cash provided by (used in) financing activities	(1,432,784)	(156,266)
Gain on cash held in foreign currency	29,046	12,134

Net decrease in cash and cash equivalents	(5,491,683)	(2,344,705)
Cash and cash equivalents at the beginning of period	13,362,915	15,714,442

Cash and cash equivalents at the end of period	$7,871,232	$13,369,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Preparation

IsoTis S.A. (the “Company” or “IsoTis”) is a life sciences company specializing in orthobiologics. The Company manufactures, markets and sells a range of innovative bone graft substitutes that are used to enhance the repair and regeneration of bone in spinal and trauma surgery, total joint replacements and in craniomaxillofacial and dental applications. The Company’s corporate offices and executive management team are located in Irvine, California in the United States. Research and development, clinical development, manufacturing, regulatory affairs, internal operations, sales and marketing and finance and administration activities are performed in the United States. The Company maintains an international sales office in Switzerland.

IsoTis S.A., was originally formed as a Swiss company in 1996. IsoTis, Inc. was formed as a wholly owned subsidiary of IsoTis S.A. in November 2006 for the purpose of reorganizing IsoTis S.A. into the United States. To effect the reorganization, IsoTis, Inc. offered to exchange one of its shares of common stock for every ten common shares outstanding of IsoTis S.A. The initial acceptance period of the exchange offer ended on January 19, 2007. Pursuant to the exchange offer IsoTis, Inc. acquired approximately 75% of the outstanding shares of IsoTis S.A. and IsoTis S.A. became a subsidiary of IsoTis, Inc. and IsoTis, Inc. was listed on NASDAQ on January 26, 2007. IsoTis, Inc. then commenced an additional acceptance period which ended on February 7, 2007, pursuant to which it obtained a 90.5% ownership interest in IsoTis, S.A.

Unless the context indicates otherwise, all share and per share information in the accompanying condensed consolidated financial statements gives effect to the conversion of IsoTis S.A. common stock (CHF 1 par value) to IsoTis, Inc. common stock ($0.0001 par value) in which each ten shares of converted IsoTis S.A. common stock were combined into one share of IsoTis Inc.’s common stock, which was effected on January 26, 2007.

Principles of Consolidation

The condensed consolidated financial statements of IsoTis S.A. have been prepared in accordance with U.S. generally accepted accounting principles and include the following consolidated subsidiaries:

Company	Location

IsoTis NV	The Netherlands	100.0%
IsoTis TE Facility BV	The Netherlands	100.0%
IsoTis OrthoBiologics, Inc.	United States	100.0%
Episource S.A.	Switzerland	100.0%
Modex Therapeutics GmbH	Germany	100.0%

In addition, as of December 31, 2006, IsoTis, Inc. was included in the Company’s condensed consolidated financial statements, as prior to the exchange offer, it was a wholly owned subsidiary of the Company.

The condensed consolidated financial statements include all companies in which the Company has more than 50% of the voting rights over which it exercises control. All intercompany balances and transactions have been eliminated.

The Company is in the process of legally dissolving IsoTis TE Facility BV and Modex Therapeutics GmbH. These entities are inactive and the liquidations, which are expected to be concluded during 2007, are not expected to have a material impact on the results of operations. In 2006, the Company completed the liquidation of Episource S.A.

The Company’s reporting currency is the U.S. dollar.

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or for other future periods. The balance sheet information at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements. All material intercompany balances and transactions have been eliminated in consolidation and certain balances in prior periods have been reclassified to conform to the presentation adopted in the current period.

These condensed consolidated financial statements have been prepared using U.S. generally accepted accounting principles, which contemplate that IsoTis will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. However, the use of these principles may not be appropriate at December 31, 2006 and March 31, 2007 reflecting a substantial doubt about Company’s ability to continue as a going concern without raising additional financial resources. We continue to rely on outside sources of financing to meet our capital needs through 2007 and beyond. The outcome of these matters cannot be predicted at this time. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. The Company has a history of recurring losses from operations. Capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. Since inception, the Company has incurred losses from operations and reported negative cash flows. In the three months ended March 31, 2007, the net loss and the operating cash flow deficit were $3.4 million and $3.9 million, respectively. As of March 31, 2007 and December 31, 2006, the Company had accumulated deficit of $133.0 million and $132.3 million, respectively. As of March 31, 2007, available cash and cash equivalents totaled $7.9 million and working capital was $19.1 million, compared with available cash and cash equivalents of $13.4 million and working capital of $19.6 million at December 31, 2006. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

These condensed consolidated financial statements do not include any adjustment to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our consolidated financial statements as of and for the three months ended March 31, 2007, and as of and for the year ended December 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company’s management believes sufficient financial resources currently exist to fund operations into the third quarter of 2007.

In February 2007, a cost reduction program was instituted that included number of measures intended to reduce the use of the Company’s cash reserves, without impacting the ability to manufacture and supply its customers. Examples of these measures include a workforce reduction of 12 employees and salary reductions to senior management employees, and postponement of proposed clinical trial programs and administrative office move. During April 2007, the Company also took additional measures to preserve cash, including deferring the payment of 2006 bonuses for all staff. They also include a reduction of U.S. payroll by approximately 10% through a proportional reduction of our Irvine office staff and by management delaying payment of a portion of salaries until later in the year, reflecting management and staff commitment to the future.

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

If the Company does not close a financing transaction for any reason, the Company would be forced to preserve its cash position through a combination of additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to the Company and dilutive to its stockholders. The Company would need to augment its cash through additional and possibly repetitive dilutive financings. If the Company is unable to raise additional funds, the Company could be forced to discontinue operations. The audit report of the Company’s independent registered public auditors contained in our Annual Report on Form 20-F contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about the Company’s ability to continue as a going concern.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under SFAS No. 123 Accounting for Stock-Based Compensation, or SFAS 123, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its 2006 fiscal year. The Company’s unaudited condensed consolidated financial statements as of and for the quarter ending March 31, 2007 reflect the impact of SFAS 123(R).

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is calculated using the simplified method based on the terms and conditions of the options as provided in SAB 107. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on estimated forfeitures using historical data and the Company records share-based compensation expense only for those awards that are expected to vest.

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average underlying assumptions:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Risk-free interest rate	4.66%	4.32% to 4.59%
Expected dividend yield	—	—
Expected volatility	55.65%	59.53% to 65.02%
Expected life (years)	6.00	6.00
Forfeiture rate	4.8%	4.8%

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Stock based compensation expense in the condensed consolidated statements of operations was composed as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Costs of sales	$24,577	$6,400
Research and development	99,203	4,307
Sales and Marketing	56,318	23,873
General and administrative	27,402	55,089

	$207,500	$89,669

Stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 has been based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ending March 31, 2007 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Stock Option Plans

In connection with the exchange offer, IsoTis, Inc. assumed all the existing stock options plans of the IsoTis S.A. and all of the options outstanding under the plans. Concurrent with the assumption of the options, IsoTis, Inc. converted all options from Swiss Francs (CHF) to U.S. dollars at the current exchange rate on January 26, 2007. The conversion was treated as a modification to the original options issued under SFAS 123(R). Pursuant to SFAS 123(R), the Company calculated no incremental value in the modified options based on the excess of the fair value of the modified awards based on current circumstances at the time of conversion and in the quarter ended March 31, 2007. Options vest based on the terms established in the individual grant agreement. Such terms are established by the remuneration committee and typically vest over a period of four years. Certain options issued under the plan are subject to profit-retribution provisions. Such provisions entitle the Company to receive a portion of the profits upon sale of the shares to a third party, calculated as the difference between the total proceeds from the sale of shares and the aggregate exercise price. The portion of any profits to be remitted to the Company decreases ratably over a period of three years. Options generally expire over a period of 4 to 10 years, or upon earlier termination of employment with the Company.

2006 Incentive Award Plan

In November 2006, the board of directors of IsoTis, Inc. adopted the 2006 Incentive Award Plan, or the 2006 Plan. The principal purpose of the 2006 Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. The 2006 Plan provides for a variety of such awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code, or the Code, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalents, performance share awards, performance stock unit awards, stock payment awards, performance-based awards and other stock-based awards. A total of 200,000 shares of IsoTis, Inc.’s common stock were reserved for issuance under the 2006

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Plan, to be used for any of the types of awards permitted under the 2006 Plan. Currently, awards representing all 200,000 shares have been granted and no additional shares are available for grant.

IsoTis S.A. Stock Option Plan 2003/0

This plan only provides for the grant of stock options and was administered by the Company’s board, who had the power to grant options, determine the terms and conditions of such options, amend or rescind the plan and delegate all or part of its responsibilities to one or several board members. IsoTis, Inc. assumed this plan and all outstanding options to purchase IsoTis S.A. shares under the plan and adjusted and converted such options into options to acquire IsoTis, Inc. shares. Outstanding options were automatically adjusted to be exercisable for one share of IsoTis, Inc. common stock for every ten shares of IsoTis S.A. common stock subject to the option. Those eligible to receive options under this plan are (i) former employees and former board members, (ii) consultants and (iii) collaborative institutions of the Company or its subsidiaries. Options are governed by the terms specified in the applicable award agreement. In the event of a merger or sale of all or substantially all of IsoTis, Inc.’s assets, all existing options will be terminated as of that date. The board of IsoTis, Inc. may, at its sole discretion and prior to the effective date of such event, accelerate vesting of each outstanding option in full. The board may amend or terminate the plan or existing options at any time provided that such termination shall not, without the consent of the option holder, impair the right of any option holder pursuant to any option awarded prior to the date of such termination.

IsoTis S.A. Stock Option Plan 2003/1

This plan only provides for the grant of stock options and was administered by the Company’s board, who had the power to grant options, determine the terms and conditions of such options, amend or rescind the plan and delegate all or part of its responsibilities to one or several board members. IsoTis, Inc. assumed this plan and all outstanding options to purchase IsoTis S.A. shares under the plan and adjusted and converted such options into options to acquire IsoTis, Inc. shares. Outstanding options were automatically adjusted to be exercisable for one share of IsoTis, Inc. common stock for every ten shares of IsoTis S.A. common stock subject to the option. The maximum number of shares of IsoTis, Inc. common stock available for issuance under this plan was 400,000, of which options representing 227,198 shares have been granted. IsoTis, Inc. terminated this plan as to any further options, and no further options will be granted under this plan. Those eligible to receive options under this plan are employees and board members of the Company or its subsidiaries. Options are governed by the terms specified in the applicable award agreement. In the event of a merger or sale of all or substantially all of the IsoTis, Inc.’s assets, all existing options will be terminated as of that date. The board of IsoTis, Inc. may, at its sole discretion and prior to the effective date of such event, accelerate vesting of each outstanding option in full. The board may amend or terminate the plan or existing options at any time provided that such termination shall not, without the consent of the option holder, impair the right of any option holder pursuant to any option awarded prior to the date of such termination.

IsoTis S.A. Stock Option Plan 2003/2

This plan only provides for the grant of stock options and was administered by the Company’s board, who had the power to grant options, determine the terms and conditions of such options, amend or rescind the plan and delegate all or part of its responsibilities to any committee, director, officer or employee of the Company as it may see fit. IsoTis, Inc. assumed this plan and all outstanding options to purchase IsoTis S.A. shares under this plan and adjusted and converted such option to acquire IsoTis, Inc. shares. Outstanding options were automatically adjusted to be exercisable for one share of IsoTis, Inc. common stock for every ten shares of IsoTis S.A. common stock subject to the option. The maximum number of shares of IsoTis, Inc. common stock available for issuance under this plan was 700,000, of which options represent 437,274 shares have been granted. IsoTis, Inc. terminated this plan as to any further options, and no further options will be granted under this plan. Those eligible to receive options under this plan were the Company’s North American

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

employees and board members. Options are governed by the terms specified in the applicable award agreement. In the event of a merger or sale of all or substantially all of IsoTis, Inc.’s assets, all existing options will be terminated as of that date. The board of IsoTis, Inc. may, at its sole discretion and prior to the effective date of such event, accelerate vesting of each outstanding option in full. The board may amend or terminate the plan or existing options at any time provided that such termination shall not, without the consent of the option holder, impair the right of any option holder pursuant to any option awarded prior to the date of such termination.

Recent Accounting Pronouncements

In June, 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, as described in Note 4.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact that adopting FASB 157 will have on the Company’s operations and financial condition but does not expect that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is in the process of evaluating this statement, but does not expect that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

2.	Composition of Certain Financial Statement Items

Inventories

At March 31, 2007 and December 31, 2006, respectively, inventory, net of allowance for slow moving and obsolete inventory of $715,433 and $617,544, respectively, consisted of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

Raw materials and deferred processing costs	$6,952,882	$5,906,116
Work in progress	4,071,942	3,838,885
Finished goods	4,086,945	4,466,188

	$15,111,769	$14,211,189

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2007
	(Unaudited)			As of December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Unpatented technology	$8,937,000	$(4,023,530)	$4,913,470	$8,937,000	$(3,755,522)	$5,181,478
Patents	9,071,354	(4,473,344)	4,598,010	9,052,907	(4,215,266)	4,837,641
Distribution network	2,900,000	(2,029,854)	870,146	2,900,000	(1,892,463)	1,007,537

	$20,908,354	$(10,526,728)	$10,381,626	$20,889,907	$(9,863,251)	$11,026,656

Aggregate amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 was $650,846 and $659,231, respectively. Estimated amortization expense is as follows for the next five years, beginning after December 31, 2006:

2007	$2,604,277
2008	2,512,686
2009	2,054,713
2010	2,054,713
2011	1,725,141
Thereafter	75,126

$11,026,656

Interest-Bearing Loans and Borrowings

Interest-bearing loans and borrowings consisted of the following:

	As of March 31,	As of December 31,
	2007	2006
	(Unaudited)

Revolving credit facility	$3,043,159	$2,399,373
Term loan	1,000,000	1,000,000
Structured debt payments	1,750,000	2,000,000
Promissory note	44,884	48,791

	5,838,043	5,448,164
Less current maturities	(4,462,235)	(3,751,201)

Long term portion	$1,375,808	$1,696,963

Credit Facility

On August 31, 2006, IsoTis OrthoBiologics, Inc., a subsidiary of IsoTis, S.A., entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank. The Loan Agreement provides for a revolving credit facility in the principal amount of up to $5.0 million which includes a $1.0 million term loan that bears interest at prime plus 2% (10.25% at March 31, 2007 and December 31, 2006) and $4.0 million revolving credit facility, that bears interest at prime plus 1.75% (10% at March 31, 2007 and December 31, 2006) . Based on the borrowing base, the Company’s net borrowing availability under the revolving credit facility agreement was $473,184 at March 31, 2007 and $68,500 as of December 31, 2006.

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Loan Agreement has an initial two-year maturity on the revolver and a three year maturity on the term loan. The term loan will be due and payable if the revolving line is not renewed at final maturity. The Loan Agreement also contains tangible net worth covenants with which IsoTis OrthoBiologics, Inc. was not in compliance at December 31, 2006. Effective April 11, 2007, IsoTis OrthoBiologics, Inc. executed a limited waiver and amendment to the Loan Agreement, which provides for a waiver of noncompliance at December 31, 2006. IsoTis OrthoBiologics, Inc. was in compliance with the tangible net worth covenants at March 31, 2007.

Structured Debt Payments

With the October 27, 2003 acquisition of GenSci OrthoBiologics, the Company assumed scheduled debts as per the GenSci Chapter 11 Plan of Reorganization. As of March 31, 2007 and December 31, 2006 the remaining balance of these debts recorded as liabilities was $1,750,000 and $2,000,000, respectively, which is backed by a letter of credit of $2,250,000 that is in turn backed by restricted cash of $2,000,000. Principal and interest are due annually through 2008. This debt bears interest at the U.S. Federal Judgment Rate (average interest rate for 2006 was 3.0%).

Promissory Note

The long-term borrowing is payable at an interest rate of 7.5% and matures in 2009.

Comprehensive Loss

Comprehensive loss consisted of the following:

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Net loss	$(3,445,168)	$(3,804,265)
Foreign currency translation adjustments	100,564	1,460,470

Comprehensive loss	$(3,344,604)	$(2,343,795)

Supplemental comprehensive income information, net of tax:
Cumulative foreign currency translation gain adjustments	$20,241,972	$14,392,900

Deferred Revenue

During 2006, the Company sold its dental assets to Keystone Dental, Inc. (“Keystone”). The sale of the IsoTis dental business was structured as an asset purchase and license transaction. Under the agreement, Keystone acquired IsoTis dental assets and obtained an exclusive right to market and sell Isotis bone graft substitute product portfolio in the field of dentistry. The Company received an upfront cash payment of $7,433,914. The parties also entered into a manufacturing and supply agreement for a period of five years. In connection with the agreement, the Company recorded the net proceeds of $6,956,127 from the sale of the assets, of which $6,513,983 was recorded as deferred revenue and will be recognized equally over the five year term of the manufacturing and supply agreement.

3.	Related Party Transactions

On May 17, 2005, the Company entered into a consulting services agreement with Barbara Boyan, a board member since May 2006, which provides that in consideration of her consulting services, the Company will pay a fee of $2,500 per month, and reasonable out-of-pocket expenses for such services. Payments relating to the consulting arrangement fees to Barbara Boyan in 2006 totaled $30,000, of which $20,000 was accrued but not yet paid at December 31, 2006. At March 31, 2007, all amounts owed were paid.

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4.	Income Taxes

In June, 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company’s unrecognized tax benefits totaled $1,075,000, all of which, if recognized, would affect the effective tax rate. The adoption of FIN 48 would have resulted in an increase in the retained deficit of $1,075,000, except that the increase was fully offset by the reduction of a valuation allowance. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has recognized no interest or penalties upon the adoption of FIN 48. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2003; state and local income tax examinations before 2002; and foreign income tax examinations before 2001. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is not currently under U.S. Internal Revenue Service (IRS), state or local jurisdiction tax examinations. During the first quarter of 2007, an examination by the Netherlands tax authorities was concluded without adjustment. The 2001 to 2003 tax years are currently under examination by the German tax authorities. To date, there are no proposed adjustments that will have a material impact on the Company’s position or results of operations.

At January 1, 2007, the Company had net deferred tax assets of $55.8 million. A significant component of the Company’s deferred tax assets are federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. Until the Company has determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. The Company believes that the amount subject to limitation could be significant. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Geographic Information

The Company has one reportable segment. The Company currently has geographical locations in Switzerland, the Netherlands and the United States.

Product revenue by geographic location consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

United States	$8,314,949	$7,703,566
Europe	1,659,540	2,110,615

	$9,974,489	$9,814,181

Long-lived assets by geographic location consisted of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)

United States	$14,063,197	$14,375,783
Europe	535,547	558,048

	$14,598,744	$14,933,831

6.	Commitments and Contingencies

Government Grant

In 2000, the Company received a grant for the development of certain biomedical technology. The grant reimbursed the Company for allowable expenses up to a maximum amount of $2,776,467 (€2,204,237) and expired on December 31, 2002. During 2003, the Company commercialized products as defined by the agreement, as a result, all or a portion of grant proceeds will become repayable at an interest rate of 5.7%. Grant repayments are payable based on a royalty of 4% of net sales from related products and services, commencing as of January 1, 2003 and continuing through 2012 or earlier, based on the amount of royalties paid. After 2012, no additional royalty payments are due. During 2006, the Company negotiated a royalty rate of 20.8% which is to be applied to all previous and future sales of the commercialized products as defined by the agreement. If future royalty payments are not adequate to repay the grant, the Company has no future obligation to pay the remaining balance. Due to the early stage of the commercialized products, the projection of future royalty payments is not determinable at March 31, 2007.

Purchase Commitments

On March 25, 2004, the Company entered into a purchase agreement with a supplier of synthetic calcium phosphate bone cement products for marketing and sale by IsoTis under private label. The agreement, which runs for 5 years, requires the Company to meet minimum purchase requirements during the first 3 years of the agreement. Failure to meet these requirements will result in penalties in accordance with the relevant conditions in the agreement. During the first year of the agreement, the Company met the requirements. However, during the second and third years of the agreement from March 2005 to March 2007, the Company failed to meet the necessary purchase requirements. Accordingly, the Company has accrued an estimated liability under this arrangement as of December 31, 2006. Any penalties are not expected to be significant to the ongoing operations of the Company.

IsoTis S.A.

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Restricted Cash

The Company has bank guarantees for payment obligations held by the Company and other arrangements resulting in the restriction of cash totaling $2,599,123 and $2,909,787 at March 31, 2007 and December 31, 2006, respectively.

Collaborative Agreement

Certain ongoing longer-term internal research and development programs are being pursued under a four-year cooperation agreement between the Company and Twente University which ended on December 31, 2006. For a fixed financial investment, the Company has the exclusive right to further inventions by the original scientific founders of the Company and a group of researchers including 15 scientists formerly employed by the Company who were transferred to Twente University during 2003. As of December 31, 2006 and March 31, 2007, the Company accrued non-cancellable commitments of $703,267 in relation to this research and development agreement which will be paid in 2007.

Epidex Claim

The Company acquired all the shares of a German company, Modex Therapeutics GmbH in an agreement with the two owners entered into on November 7, 2000. The share purchase agreement provided that, should more than a certain number of Epidex products be sold within a certain period, the purchase price would increase. One of the former owners has filed a claim for the additional purchase price. As called for under the terms of the original contract, this dispute is now in arbitration. The Company disagrees with this claim, maintaining that the conditions for an increase in the purchase price have not been met. The Company plans to vigorously defend itself in this matter, however a liability was deemed probable and management’s best estimate has been recorded.

Contingencies

In the ordinary course of business, the Company is involved in various legal actions and claims. Although it is not possible to predict with certainty the outcome or costs of these matters, the Company believes the likelihood is remote that individually or in the aggregate any sum required to be paid in connection with liabilities recorded related to these matters will have a material adverse affect on its financial position, results of operations or cashflows.

7.	Subsequent Events

On April 24, 2007, the Company completed the transfer of the rights associated with its PolyActive technology to OctoPlus N.V., a drug delivery and development company, in exchange for an up-front payment of $1,696,250 (€1,250,000) and future royalty payments on sales of pharmaceutical products based on the PolyActive technology.

Under the license and transfer agreement, the Company retains the rights to manufacture, market and sell orthopedic plugs and cement restrictors including those related to its marketed product SynPlug®, based on the PolyActive technology.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including those described under “Risk Factors” and elsewhere in this report, that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain.

You should refer to the section of this report entitled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. You should also refer to the risk factors listed from time to time in the Company’s Securities and Exchange Commission (“SEC”) reports, including, in particular, the factors and discussion in the IsoTis, S.A. Form 20-F for its last fiscal year. As a result of these factors, we cannot assure you that the forward-looking statements in this report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Except as required by law, we assume no obligation to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an orthobiologics company that develops, manufactures and markets proprietary products for the treatment of musculoskeletal diseases and disorders. Our current orthobiologics products are bone graft substitutes that promote the regeneration of bone and are used to repair natural, trauma-related and surgically-created defects common in orthopedic procedures, including spinal fusions. Our current commercial business is highlighted by our Accell line of products, which we believe represents the next generation in bone graft substitution. We also sell our traditional bone graft substitute products in the United States and internationally.

We market our Accell and first generation orthobiologic products through three distinct distribution channels: independent distributor agents in the United States, stocking dealers internationally and private label partners in the United States and internationally. We pay our independent distributor agents a commission based on their sales. We sell directly to our stocking dealers and private label partners at negotiated prices. We support our independent distributor agents with orthobiologics specialists that provide education and training to agents, physician users and their hospital staff. We expect to continue to pursue attractive opportunities to distribute our first generation products through private label partners and to increase the penetration of our Accell products in international markets.

We currently manufacture virtually all of our products at our facility in Irvine, California. Manufacturing of our products requires allograft custom mixing agents and other raw materials. Prices for these materials have remained relatively stable over several years and we believe alternate suppliers exist for each of these materials. However, to protect against potential shortfalls in supply, we maintain inventory on-hand of finished goods and raw materials that is sufficient to meet our expected needs for a minimum of six weeks and six months, respectively. We recently entered into a lease for a new facility in Irvine, California and have moved our laboratory and production offices. We are in the process of transitioning our administrative office to the new facility. We expect to complete the transition by September 2007 and believe this facility will be sufficient to meet our expected needs for the next three to five years.

In August 2006, we sold our dental assets to Keystone Dental, Inc., or Keystone. The sale was structured as an asset purchase and license transaction. Under the agreement, Keystone acquired our dental assets and obtained an exclusive right to market and sell our bone graft substitute product portfolio in the field of dentistry. We received an upfront cash payment of $7.4 million. We also entered into a manufacturing and supply agreement for a period of five years. We recorded the net proceeds from the sale of the assets as deferred revenue and will recognize the amount equally over the five year term of the manufacturing and supply agreement.

Due to the amount of expenses incurred in the development of our products, we have been unprofitable since inception. As of March 31, 2007, we had an accumulated deficit of $133.0 million and we expect to continue to incur operating losses. As a result, our independent auditors have expressed significant doubt over our ability to continue as a going concern. We believe we have sufficient resources to fund operations into the third quarter of 2007 and we will need to raise additional capital to fund operations beyond that point. We have commenced measures to reduce our operating expenses, including a reduction in workforce and postponement of our clinical trial program and our office move.

We were originally formed in 1996 as IsoTis S.A., a Swiss entity. In 2003, IsoTis S.A. acquired GenSci OrthoBiologics, Inc., or GenSci, and shifted its focus to orthobiologics. GenSci was subsequently renamed IsoTis OrthoBiologics, Inc., or IsoTis OrthoBiologics. The results of operations of IsoTis OrthoBiologics have been included in IsoTis S.A.’s financial statements from November 1, 2003. In connection with the transaction, IsoTis S.A.’s executive management team and its offices moved from Switzerland to the facility in Irvine, California. IsoTis S.A. continued to maintain international sales and marketing headquarters in Lausanne, Switzerland. Most recently, IsoTis S.A. formed IsoTis, Inc. for the purpose of reorganizing IsoTis S.A. into the United States. The reorganization was effected by means of an exchange offer in January 2007. IsoTis, Inc. currently intends to form a new subsidiary to merge with and into us to acquire 100% ownership of us. Following such transaction, we will cease to be a reporting company under the Exchange Act.

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the period included in the accompanying financial statements.

Critical Accounting Policies

There were no significant changes in critical accounting policies or estimates from those at December 31, 2006. For additional information on the recent accounting pronouncements impacting our business, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in Item 1. However, certain of our more critical accounting estimates require the application of significant judgment by management in selecting the appropriate assumptions in determining the estimate. By their nature, these judgments are subject to an inherent degree of uncertainty. We develop these judgments based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Different, reasonable estimates could have been used in the current period. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. Both of these factors could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

We believe that the following financial estimates are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments. Furthermore, we believe that the items discussed below are properly recorded in the financial statements for all periods presented. Our management has discussed the development, selection, and disclosure of our most critical financial estimates with the audit committee of our board of directors and with our independent registered public accounting firm.

The judgments about those financial estimates are based on information available as of the date of the financial statements. Those financial estimates include:

Revenue and Revenue Recognition

We earn the vast majority of our current revenue from the sale of surgical products to third parties, primarily hospitals. We recognize revenue from sales of products when there is evidence of an agreement, title to the product has passed and there has been a transfer of the significant risks and rewards of ownership, which is generally when the delivery of the product has occurred, collection is reasonably assured, and when there are no continuing performance obligations. Shipping and handling fees are included in revenue and shipping and handling costs are included in cost of goods sold.

In prior years, we have received certain government grants that supported our research efforts in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the underlying grant agreements. Revenue in respect of grants includes contributions towards the costs of research and development. Such revenue is recognized when costs under each grant are incurred in accordance with the terms and conditions of the grant and the collection of the receivable is deemed probable. Although grants have provided significant revenue in prior years, we do not expect revenue from grants to be a significant percentage of total revenue in the future. There were no such revenues in the three months ended March 31, 2007 and 2006.

We recognize revenue from royalties when the royalties become fixed and payable and when collection is reasonably assured.

Excess and Obsolete Inventories

We value our inventory at the lower of the actual cost or its net realizable value. We regularly review inventory quantities on hand for excess and obsolete inventory and, when circumstances indicate, we incur charges to adjust inventories to their net realizable value. Our review of inventory for excess and obsolete quantities is based primarily on our estimated forecast of product demand. Our forecasting of product demand may prove to be inaccurate; as such we may be required to incur charges for excess and obsolete inventory. In the future, if additional inventory write-downs are required, we would recognize additional cost of sales at the time of such determination. Our estimates may also be impacted by significant unanticipated decreases in the demand for our products and could have a significant impact on the value of our inventory and our reported operating results.

Long-Lived Assets other than Goodwill

We record impairment of long-lived assets, other than goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable.

Events or circumstances that would necessitate an impairment review primarily include an impairment of goodwill, a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value. Our estimates may be impacted by significant unanticipated decreases in the demand for our products or our inability to bring new products to market. The identification of impairment indicators, the estimation of future cash flows and the determination of fair values for assets (or groups of assets) requires us to make significant judgments concerning the identification and validation of impairment indicators, expected cash flows and applicable discount rates. No impairment charge was recognized on long-lived or intangible assets for the three months ended March 31, 2007 and 2006.

Goodwill

In accordance with SFAS No. 142, “Goodwill and other Intangible Assets”, we do not amortize goodwill. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase identifies a potential impairment; while the second phase, if necessary, measures the amount of impairment. As we operate in one reporting unit, we performed the first phase of our impairment test by comparing our net asset value to our market capitalization. The first phase of our impairment test found no potential impairment to goodwill. We also noted that a 10% decrease in our stock price would not have resulted in the need to perform the second phase of the impairment test. We note that a more significant change in the value of our stock price could result in the need to complete the second step of the impairment test and may result in the recognition of an impairment of goodwill.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments,” or SFAS 123(R), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes our previous accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our condensed consolidated financial statements reflect the impact of SFAS 123(R).

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. We amortize the fair value of the awards on a straight-line basis. All options grants are amortized over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is calculated using the simplified method based on the terms and conditions of the options as provided in SAB 107. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data and we record share-based compensation expense only for those awards that are expected to vest.

Stock-based compensation expense recognized in our condensed consolidated statement of operations for 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the accompanying unaudited condensed consolidated statement of operations for the periods ended March 31, 2007 and 2006 has been based on awards ultimately expected to vest and reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SFAS 123(R) requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits during the periods ended March 31, 2007 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had we received any tax benefits related to stock option exercises.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 of the unaudited condensed consolidated financial statements included in Item 1.

Results of Operations

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006

Revenue

Revenue consists of product sales and other revenue. Product sales revenue primarily includes amounts derived from the sale of our products and also a portion of recognized deferred revenue associated with the sale of our dental assets in August 2006. Other revenue consists primarily of royalties under various research and development contracts and, historically, also included amounts from government grants.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Total revenue	$9,974	$160	2%	$9,814

The increase in total revenue for the first quarter ended 2007 was driven by increased product sales in our U.S. independent and private label distribution channels. Sales through our U.S. independent distributor agents increased 7% to $6.4 million in the quarter ended March 31, 2007 compared to $6.0 million in the first quarter ended March 31, 2006. This represented 64% of total revenue in the first quarter ended 2007 compared to 62% of total revenue in the quarter ended March 31, 2006. We believe the increase in absolute dollars resulted from an expansion of our orthobiologic specialist team from 8 employees as of March 31, 2006 to 12 as of March 31, 2007, and from increased revenue per account in our independent distributor agent network. Sales to our international stocking distributors decreased 14% to $2.1 million compared to $2.5 million in the first quarter of 2006 representing 21% and 25% of total sales respectively. Sales to our private label partners increased 22% to $1.1 million in quarter ended March 31, 2007 compared to $0.9 million in the quarter ended March 31 2006. This represented 11% of total revenue in the quarter ended March 31, 2007 compared to 9% of total revenue in the quarter ended March 31, 2006. We believe this increase was due to the addition of a new private label partner in the first quarter of 2007.

Sales of our Accell product line increased 13% to $5.4 million in the quarter ended March 31, 2007 compared to $4.8 million in the quarter ended March 31, 2006. This represented 55% of total revenue in the quarter ended March 31, 2007 compared to 49% in the quarter ended March 31, 2006. We believe this increase resulted from improved surgeon acceptance of our Accell products. Sales of our first generation orthobiologic products decreased 13% to $4.3 million in the first quarter of 2007 compared to $5.0 million in the first quarter of 2006. This represented 45% of total revenue in the quarter ended March 31, 2007 compared to 51% in the quarter ended March 31, 2006. We believe the decrease was primarily due to continued transition of our sales mix in the U.S. independent distributor channel to Accell from first generation products.

For the quarter ended March 31, 2007, we recognized additional deferred revenue from our Keystone Dental transaction in August 2006 of approximately $0.3 million which should continue each quarter until August 2011.

Cost of Sales

Cost of sales consists primarily of the costs of materials, direct labor and overhead costs associated with the manufacturing of our products.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Cost of sales	$3,973	$279	8%	$3,694

Cost of sales increased primarily as a result of increased product sales. As a percent of total revenue, cost of sales was 40% in the quarter ended March 31, 2007, increasing from 38% in the quarter ended March 31, 2006. The increase was primarily due to the costs related to the transition of production from the previous manufacturing facility to our new facility in Irvine. Our cost of sales can be expected to fluctuate in future periods depending upon changes in our product sales mix between our first generation products and our Accell products, prices of our products, relative levels of sales through our three distribution channels, manufacturing yields and levels of production volume.

General and Administrative

General and administrative expense consists of personnel costs, professional service fees, expenses related to intellectual property rights, and general corporate expenses.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

General and administrative	$3,418	811	31%	$2,607

The increase in general and administrative expense in the quarter ended March 31, 2007 was primarily due to $1.6 million of costs related to the reorganization associated with the exchange offer, and the filing of our Form S-1 at the end of January 2007. Additionally, we recorded a restructuring charge of $0.6 million for the remaining rental obligation for the Dutch facility which is no longer in use by us. General and administrative expense increased as a percentage of total revenue to 34% in the quarter ended March 31 2007 compared to 27% in the quarter ended March 31, 2006. We expect general and administrative costs to decline in future periods.

Sales and Marketing

Sales and Marketing expense consists of costs of marketing and selling personnel, including our orthobiologics specialists, distributor and physician training programs, sales commissions to our independent distributor agents and marketing activities.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Sales and Marketing	$4,508	$194	4%	$4,314

The increase in sales and marketing expense in the quarter ended March 31, 2007 was primarily attributable to an expansion of our orthobiologic specialist team from 8 employees as of March 31, 2006 to 12 as of March 31, 2007, and from increased revenue in our independent distributor agent network which resulted in higher commission expense. Sales and Marketing expense increased as a percentage of total revenue to 45% in the quarter ended March 31, 2007 compared to 44% in the quarter ended March 31, 2006. We expect that our sales and marketing expense will continue to increase in absolute dollars, to the extent that additional product sales result in increased product commissions and increase product branding and marketing costs.

Research and Development

Research and development expense consists of costs for personnel, supplies, materials and other expenses associated with product research and product development and regulatory and clinical functions, including clinical studies.

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Research and development	$1,543	$(171)	(10)%	$1,714

The decrease in research and development expense in the three months ended March 31, 2007 compared with the same period in 2006 was primarily attributable to the expiration of the collaboration agreement with Twente University in the fourth quarter of 2006. Research and development expense as a percentage of total revenue was 16% in the quarter ended March 31, 2007 compared to 17% in the quarter ended March 31, 2006. We expect research and development expense to increase in absolute dollars in the upcoming periods as we continue the development of our second generation of Accell products, commence clinical trials to demonstrate their efficacy and as we evaluate other technologies that may complement our current product portfolio.

Interest Income

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Interest income	$106	(35)	(25)%	$141

Interest income decreased 25% in the quarter ended in March 31 2007 compared to March 31, 2006, due to lower average cash and cash equivalents balances in the first quarter.

Interest Expense

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Interest expense	$(124)	(96)	342%	$(28)

Interest expense increased by 342% in the quarter ended March 31, 2007 compared to March 31, 2006. The increase was due primarily to borrowings on the line of credit with Silicon Valley Bank that we entered into in August 2006.

Foreign Exchange Gain (loss)

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Foreign currency gain (loss)	$7	$1,410	% not meaningful	$(1,403)

During the first quarter ended March 31, 2007 we capitalized our intercompany debt, which resulted in a substantially lower foreign exchange fluctuation than in the quarter ended March 31, 2006. In the quarter ended March 31, 2006 we realized a foreign exchange loss as a result of U.S. dollar cash deposits held by our European subsidiaries in The Netherlands and Switzerland and a U.S. dollar denominated intercompany receivable held in our Swiss entity. Our Netherlands entity uses the Euro as its functional currency and Switzerland uses the Swiss Franc as its functional currency. Fluctuations from the beginning to the end of any given reporting period resulted in the revaluation of our foreign currency denominated intercompany loans, generating currency translation gains or losses that impact our net loss in the respective reporting period.

Provision for Income Taxes

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Provision for income taxes	$5	$5	% not meaningful	$—

Provision for income taxes has typically been minimal or nothing due to our history of losses. In 2006, tax expense of $5,000 resulted in one U.S. state, where a new tax on gross margin was enacted.

Net Loss

	Quarter Ended			Quarter Ended
	March 31,			March 31,
	2007	+/−	%	2006
	(Unaudited)
	(In thousands)

Net loss	$(3,445)	$(359)	(9)%	$(3,804)

As a result of the factors discussed above, we recorded a net loss in the first quarter ended March 31 2007 of $3.4 million as compared to a net loss of $3.8 million in the first quarter ended March 31, 2006.

Liquidity and Capital Resources

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash and cash equivalents	$7,871	$13,363
Restricted cash	$2,599	$2,910
Working capital	$19,115	$19,633

	Three Months
	Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Net cash flows used in operating activities	$(3,903)	$(2,029)
Net cash flows used in investing activities	(185)	(171)
Net cash used in financing activities	$(1,432)	$(157)

At March 31, 2007, we had cash and cash equivalents of $7.9 million and working capital of $19.1 million. This compares to cash and cash equivalents of $13.4 million and working capital of $19.6 million at December 31, 2006. The cash was used to fund our operations and other cash needs. As of March 31, 2007, we had no off-balance sheet arrangements.

Net cash used in operating activities for the three months ended March 31, 2007 was $3.9 million, primarily due to the net loss of $3.4 million, offset by depreciation and stock based compensation expense of $1.1 million. Inventories utilized $0.9 million of cash as a result of increased inventories, primarily in to support our anticipated revenue growth. Cash flows used in investing activities were $0.2 million, including reduction in restricted cash of $0.3 million, offset by $0.5 million in purchases of property, plant and equipment. Financing activities used $1.4 million of cash due to payments to IsoTis, Inc.

As discussed in note 1 to our condensed consolidated financial statements, our financial statements have been prepared using U.S. generally accepted accounting principles, which contemplate that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. However, the use of these principles may not be appropriate at December 31, 2006 and March 31, 2007 as there is substantial doubt about our ability to continue as a going concern without raising additional financial resources. We will require outside sources of financing to meet our capital needs through 2007 and beyond. Further, there can be no assurance, assuming we successfully raise additional funds, that we will achieve positive cash flow. We have a history of recurring losses from operations. Capital requirements to sustain operations, including research and development projects, have been and will continue to be significant. Since inception, we have incurred losses from operations and have reported negative cash flows. Net losses were $3.4 million and $3.8 million for the quarters ended March 31, 2007 and 2006, respectively. Operating cash flow deficits were $3.9 million and $2.0 million for the quarters ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, we had an accumulated deficit of $133.0 million and $132.3 million, respectively. As of March 31, 2007, available cash and cash equivalents totaled $7.9 million and working capital was $19.1 million, compared with available cash and cash equivalents of $13.4 million and working capital of $19.6 million at December 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustment to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue in business. Our consolidated financial statements as of and for the three months ended March 31, 2007, and as of and for the year ended December 31, 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. We believe sufficient financial resources currently exist to fund operations into the third quarter of 2007.

In February 2007, a cost reduction program was instituted that included number of measures intended to reduce the use of our cash reserves, without impacting the ability to manufacture and supply our customers. Examples of these measures include a force reduction of 12 employees and salary reductions to senior management employees, and postponement of the clinical trial program and the administrative office move. During April 2007, we also took additional measures to preserve cash, including deferring the payment of 2006 bonuses for all staff. This deferral is understood to be for an indefinite period, subject to obtaining sufficient financing. They also include a reduction of U.S. payroll by approximately 10% through a proportional reduction of our Irvine office staff and by management delaying payment of a portion of salaries until later in the year, reflecting management and staff commitment to the future.

If the we do not close a financing transaction for any reason, we will be forced to engage in additional cost reduction measures, sales of assets likely at values significantly below their potential worth, or the pursuit of alternative financing transactions that would likely be on terms substantially more disadvantageous to us and dilutive to our stockholders. We would need to augment our cash through additional and possibly repetitive dilutive financings. If we are unable to raise additional funds, we could be forced to discontinue our operations. The audit report of our independent registered public auditors contained in our 2006 Annual Report on Form 20-F contains an unqualified opinion with an explanatory paragraph, to the effect that there is substantial doubt about our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related primarily to foreign exchange rates. Our currency risk is derived from potential changes in functional currency values of our non-functional currency denominated assets, liabilities and cash flows. Our most significant currency exposures relate to U.S. dollar denominated cash and inter-company loans in entities that use the Euro and the Swiss Franc as their functional currency. Fluctuations from the beginning to the end of any given reporting period result in the revaluation of our foreign currency denominated inter-company loans, generating currency translation gains or losses that impact our net loss levels in the respective period. We had no derivative financial instruments to hedge currency risks at March 31, 2007, or December 31, 2006. We have previously been exposed to foreign exchange risks due to periodic revaluation of inter-company debt. We capitalized our inter-company debt on January 25, 2007, which we believe will substantially reduce foreign exchange fluctuations in the future. As a result, a 10% increase or decrease in the value of the U.S. dollar against the Euro and Swiss Franc would not have a material effect.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007, the end of the fiscal quarter covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

In the normal course of operations, we may have disagreements or disputes with vendors or employees. These disputes are seen by our management as a normal part of business, and there are no pending actions currently or no threatened actions that management believes would have a significant material impact on our financial position, results of operations or cash flows.

Item 1A.  Risk Factors.

You should carefully consider all of the information set forth in this Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the IsoTis S.A. 2006 Annual Report on Form 20-F for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in the IsoTis S.A. 2006 Annual Report on Form 20-F are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits:

Exhibit Index

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

IsoTis S.A.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IsoTis S.A.
(Registrant)

/s/ Pieter Wolters
Pieter Wolters
Chief Executive Office
(Principal Executive Officer)

/s/  Robert J. Morocco
Robert J. Morocco
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: May 15, 2007

Exhibit Index

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.